Form 10-K/A
period 2001-03-31
STRUCTURED ASSET SECURITIES CORP MO PA TH CE SE 2000-BC1
filed 2002-08-19
CIK 1105935

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-68513-10


         Amortizing Residential Collateral Mortgage Trust
             Mortgage Pass-Through Certificates
                  Series 2000-BC1 Trust
      (Exact name of registrant as specified in its charter)



New York                           52-2222361
                                   52-2222362
                                   52-2222363
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 28, 2001, on behalf of Amortizing Residential Collateral Mortgage Trust 2000-BC1 established pursuant to the Trust Agreement among Structured Asset Securities Corp. as Depositor, Norwest Bank Minnesota, National Association as Master Servicer, and First Union National Bank, as Trustee, pursuant to which the Amortizing Residential Collateral Mortgage Trust Series 2000-BC1 registered under the Securities Act of 1933 (the"Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 2000.

                     a)   Ameriquest Mortgage <F1>
                     b)   Aurora Loan Services <F1>
                     c)   Life Savings Bank <F1>
                     d)   Ocwen Federal Bank FSB <F1>
                     e)   Option One  <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   Ameriquest Mortgage <F1>
                     b)   Aurora Loan Services Inc.<F1>
                     c)   Life Savings Bank <F1>
                     d)   Ocwen Federal Bank FSB <F1>
                     e)   Option One      <F3>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)  Ameriquest Mortgage <F1>
                     b)  Aurora Loan Services Inc.<F3>
                     c)  Life Savings Bank <F1>
                     d)  Ocwen Federal Bank FSB <F1>
                     e)  Option One    <F3>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 8, 2000, and December 11, 2000, and January 9, 2001 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Amortizing Residential Collateral Mortgage Trust
Mortgage Pass-Through Certificates
Series  2000-BC1 Trust

Signed:   First Union National Bank, as Trustee

By:   Stephanie Purdy, Officer
By:  /s/  Stephanie Purdy, Officer

Dated:  August 15, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)   Ameriquest Mortgage <F1>
                     b)   Aurora Loan Services Inc. <F1>
                     c)   Life Savings Bank <F1>
                     d)   Ocwen Federal Bank FSB <F1>
                     e)   Option One <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   Ameriquest Mortgage <F1>
                     b)   Aurora Loan Services Inc. <F1>
                     c)   Life Savings Bank <F1>
                     d)   Ocwen Federal Bank FSB <F1>
                     e)   Option One <F3>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)  Ameriquest Mortgage <F1>
                     b)  Aurora Loan Services <F3>
                     c)  Life Savings Bank <F1>
                     d)  Ocwen Federal Bank FSB <F1>
                     e)  Option One <F3>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.


   EX-99.1 (a)

Deloitte & Touche LLP
Suite 1200
695 Town Center Drive
Costa Mesa, California 92626-1924

Tel: (714) 436-7100
Fax: (714) 436-7200
www.us.deloitte.com

Deloitte & Touche   (logo)



INDEPENDENT ACCOUNTANTS' REPORT

To Ameriquest Mortgage Company:

We have examined management's assertion about Ameriquest Mortgage Company's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000, included in the accompanying management assertion. Management is responsible for Ameriquest Mortgage Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Ameriquest Mortgage Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Ameriquest Mortgage Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Ameriquest Mortgage Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.

      Deloitte & Touche LLP

      March 2, 2001

       Deloitte   (logo)
         Touche
       Tohmatsu

Carlsbad * Las Vegas * Los Angeles * Phoenix * Reno * San Diego


   EX-99.1 (b)

(LOGO) ERNST & YOUNG

Ernst & Young LLP
Suite 3300
370 17th Street
Denver, Colorado 80202-5663

Phone: (720) 931-4000
Fax: (720) 931-4444
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants


The Board of Directors
Aurora Loan Services Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Aurora Loan Services Inc. (the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") during the year ended November 30, 2000. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion, that the Company complied with the aforementioned requirements during the year ended November 30, 2000, is fairly stated, in all material respects.

   Ernst & Young LLP

   December 28, 2000


Ernst & Young LLP is a member of Ernst & Young International,Ltd.


   EX-99.1 (c)

    Deloitte
    & Touche  (logo)


    Deloitte & Touche LLP
    Suite 3900
    111 S.W. Fifth Avenue
    Portland, Oregon 97204-3642

    Tel: (503) 222-1341
    Fax: (503) 224-2172
    www.us.deloitte.com



      INDEPENDENT ACCOUNTANTS' REPORT

     To Wilshire Credit Corporation:


     We have examined management's assertion about Wilshire Credit Corporation's (the "Company"), a majority-owned subsidiary of Wilshire Financial Services Group Inc., compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

     March 23, 2001



    EX-99.1 (d)

    PRICEWATERHOUSECOOPERS   (logo)

    PricewaterhouseCoopers LLP
    200 East Las Olas Boulevard
    Suite 1700
    Ft. Lauderdale FL 33301
    Telephone (954) 764 7111
    Facsimile (954) 525 4453

          INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT

    To the Board of Directors of
    Ocwen Federal Bank FSB

    We have examined management's assertion, included in the accompanying Management Assertion on Compliance with USAP, that, except for the noncompliance related to account reconciliations and interest on escrows described in the third paragraph, Ocwen Federal Bank FSB ("the Bank") complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP') as of and for the year ended December 31, 2000. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we consider necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

    Our examination disclosed noncompliance with minimum servicing standards related to account reconciliations and interest on escrows applicable to the Bank during the year ended December 31, 2000. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.

    In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2000 is fairly stated, in all material respects.



    PricewaterhouseCoopers LLP
    Fort Lauderdale, Florida
    March 30, 2001


   EX-99.1 (e)

    PRICEWATERHOUSECOOPERS (logo)

    PricewaterhouseCoopers LLP
    4675 MacArthur Court Suite 1600
    Newport Beach CA 92660-9881
    Telephone (949) 251 7200
    Facsimile (949) 474 4382



    Report of Independent Accountants

    To Option One Mortgage Corporation

    We have examined management's assertion about Option One Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended
    April 30, 2000 included in the accompanying management assertion. Management is responsible for Option One Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express and opinion on management's assertion about the entity's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Option One Mortgage Corporation's compliance with the minimum servicing standards performing such other procedures as we considered necessary in the circumstances.
    We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Option One Mortgage Corporation's compliance with the minimum servicing standards.

    In our opinion, management's assertion that Option One Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended April 30, 2000 is fairly stated, in all material respects.



    Pricewaterhouse Coopers LLP
    June 12, 2000

   EX-99.2 (a)



AMERIQUEST MORTGAGE COMPANY    (LOGO)


March 2, 2001


Deloitte & Touche LLP
695 Town Center Drive
Suite 1200
Costa Mesa, CA 92626


As of and for the year ended December 31, 2000, Ameriquest Mortgage Company has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Ameriquest Mortgage Company had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy ranging from $6,425,000 to $10,000,000.


    Kirk Langs
    President

    Elaine Markell
    Executive Vice President
    Loan Servicing

    John P. Grazer
    Executive Vice President
    Chief Financial Officer


1100 Town and Country Road, 11th Floor, Orange, California 92868
(714) 564-0600 Fax (714) 558-0783


   EX-99.2 (b)

ALS     (logo)
AURORA LOAN
SERVICES INC

Corporate Headquarters / 2530 S. Parker Rd., Suite 601 / Aurora, CO 80014
Phone: 303-632-3000 800-880-0128 / fax: 303-632-3001



December 28, 2000

Ernst & Young LLP
370 17th Street, Suite 4300
Denver, CO 80202


In connection with your compliance attestation engagement relating to our assertion about Aurora Loan Services Inc.'s (the "Company') compliance with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of November 30, 2000 and for the year then ended, we recognize that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to form an opinion on whether our assertion about the Company's compliance with the minimum servicing standards as set forth in the USAP is fairly stated in all material respects. Accordingly, we make the following representations with respect to our compliance with the minimum servicing requirements as set forth in the USAP as of November 30, 2000 and for the year then ended, which are true to the best of our knowledge and belief.

We acknowledge that, as members of management of the Company, we are responsible for complying with the minimum servicing standards as set forth in the USAP. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards referred to above as of November 30, 2000 and for the year then ended. Based on this evaluation, the Company has complied with the minimum servicing standards as set forth in the USAP.

There has been no known noncompliance with minimum servicing standards for the November 30, 2000 through the date of your attestation examination report.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $15,000,000 and $20,000,000, respectively.

We have made available to you all documentation related to compliance with the minimum servicing standards.

There has been no fraud involving management or employees who have significant roles in internal control over compliance with the minimum servicing standards. There has been no fraud involving other employees that could have a material effect on compliance with the minimum servicing standards.

There have been no communications from regulatory agencies concerning possible noncompliance with the minimum servicing standards for the year ended November 30, 2000 and through the date of your attestation examination report.

No events or transactions have occurred since November 30, 2000 or are pending that would have an effect on our compliance with minimum servicing standards at that date or for the year then ended.

We understand that your examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and was, therefore, designed primarily for the purpose of expressing an opinion on whether our assertion is fairly stated in all material respects based on criteria established by the Mortgage Bankers Association of America and that your procedures were limited to those that you considered necessary for that purpose.

Very truly yours,

Ralph A. Lenzi III
Chief Executive Officer

Rick W. Skogg
President

Barry M. Hansen
Chief Financial Officer


   EX-99.2 (c)

WILSHIRE FUNDING COPRORATION      (logo)

P.O. Box 8517 * Portland, Oregon 97207-8517 * (888) 502-0100
fax (503) 952-7476 * www.wfsg.com



                    MANAGEMENT'S ASSERTION ON MINIMUM SERVICING
                                     STANDARDS


        As of and for the year ended December 31, 2000, Wilshire Funding and Subsidiaries has complied in all material respects with the minimum servicing standards set forth in the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Wilshire Funding Corporation and Subsidiaries had in effect a fidelity bond in the amount of $10,000,000.00 and an errors and omission policy in the amount of $5,000,000.00.

        Jay Memmott
        Vice President/Chief Servicing Officer
        March 23,2001

        Bruce Weinstein
        Chief Financial Officer
        March 23, 2001



   EX-99.2 (d)

    0 C W E N     (logo)


              MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP




    March 30,2001

    As of and for the year ended December 31, 2000, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP").

      Standard: Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within fortyfive (45) calendar days of the cutoff date; be reviewed and approved by someone other than the person who prepared the reconciliation; and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

      Certain reconciling items which arose during the year ended December 31, 2000 were not specifically identified and/or were not cleared within 90 days of their original identification. Management has developed and implemented an action plan and continues to resolve outstanding reconciling items. All significant reconciling items have been isolated and reviewed by the Company, and the Company believes these items will not have a material impact on the status of any custodial accounts.

      Standard: Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

      Interest on escrow accounts in one state was not paid, or credited, to mortgagors in accordance with the applicable state law during the year ended December 31, 2000. Interest in escrow was paid on an annual basis rather than on a quarterly basis.

    As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $10,000,000.

    Ronald M. Faris
    President

    Scott W. Anderson
    Vice President of Residential Assets

    Arthur J. Castner
    Vice President, Mortgage & Servicing Operations

    James D. Campbell
    Director of Investor Reporting


   EX-99.3 (a)

   AMERIQUEST MORTGAGE COMPANY  (logo)

To Distribution List

Re: Officer's Certificate

Dear Sir/Madam:

The undersigned Officer certifies the following for the 2000 fiscal year.

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the applicable Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported as appropriate and is set forth below.

       Exceptions:

       (None)


(B) The Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) The Fidelity Bond and the Errors and Omissions Insurance Policy required under the terms of the applicable Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Service Guide are in full force and effect and a copy of the related declaration page evidencing such policy is enclosed herewith;

(D) All Custodial Accounts have been reconciled in accordance with the terms of the applicable Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide.

This certification covers the period of January 1, 2000 through December
31, 2000.

AMERIQUEST MORTGAGE COMPANY

By:  Elaine Markell
Title: Executive Vice President,




   EX-99.3 (c)

    WILSHIRE CREDIT CORPORATION   (logo)
    1776 S.W. Madison Street
    Portland, Oregon 97205
    (503) 223-5600

    Wells Fargo Bank Minnesota, N.A.
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Compliance Department
    Re: Officer's Certificate
    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year.

   (i) A review of the activities of the Servicer during the preceding fiscal year and of the Servicer's performance of the Servicer under the terms of the Servicing Agreement with respect to such Loans has been made under the supervision of the officer who signed such Officer's Certificate;

 (ii) To the best of such officer's knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, such Officer's Certificate shall specify each such default known to such signer and the nature and status thereof and what action the Servicer proposes to take with respect thereto.



       Certified By:

       Officer David Hardy

       Title Vice President


       Date





            TOLL FREE PHONE: (800) 776-0100 TOLL FREE FAX: (800) 776-6599
             FAX: (503) 223-8799 TELEX: 376-2848 TO: EASYPLEX: 75716,1350


   EX-99.3( d)   Ocwen Federal Bank FSB



    0 C W E N    (logo)



    OFFICER'S CERTIFICATION ON ANNUAL STATEMENT AS TO COMPLIANCE


    March 30, 2001

    Pursuant to the applicable sections of the Servicing Agreements, I, Scott W. Anderson as officer of Ocwen Federal Bank FSB (the "Bank") confirm that a review of the activities of the Bank ended December 31, 2000 and of performance under the Servicing Agreements has been made under my supervision. To the best of my knowledge, based on such review, the Bank has fulfilled all of its obligations under the Servicing Agreements throughout the period, other than as noted in the Management Assertion on Compliance With USAP.

    Scott W. Anderson

    Vice President Residential Assets